Form 10-K/A
period 2000-12-31
WELLS FARGO ASSET SECURITIES CORP MORT BK SEC 2000-3 TRUST
filed 2002-07-31
CIK 1120243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-38

                         Wells Fargo Asset Securities Corporation
                         Mortgage Pass-Through Certificates
                         Series 2000-3 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2268472
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Wells Fargo Asset Securities Corporation Series 2000-3 Trust established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller and Wells Fargo Bank Minnesota, National Association as Master Servicer and United States Trust Company of New York as Trustee and First Union National Bank as Trust Administrator, pursuant to which the Wells Fargo Asset Securities Corporation Series 2000-3 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   Bank United (TX) <F1>
                     b)   Hibernia National Bank <F1>
                     c)   Fleet Mortgae Corporation <F1>
                     d)   Light House Community Bank <F1>
                     e)   Bank of America FSB (VA) <F1>
                     f)   Homeside Lending, Inc. (FL) <F1>
                     g)   National City Mortgage Company <F1>
                     h)   Sun Trust Mortgage, Inc. <F1>
                     i)   Wells Fargo Home Mortgage, Inc. <F1>
                     j)   First Union Mortgage Corporation <F1>
                     k)   Huntington Mortgage Company <F1>
                     l)   Countrywide Funding <F1>
                     m)   First Horizon Home Loan Corporation <F1>
                     n)   Chase Manhattan Mortgage Corporation <F1>
                     o)   Downey Savings <F1>
                     p)   Cendant Mortgage Corporation <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   Bank United (TX) <F1>
                     b)   Hibernia National Bank <F1>
                     c)   Fleet Mortgae Corporation <F1>
                     d)   Light House Community Bank <F1>
                     e)   Bank of America FSB (VA) <F1>
                     f)   Homeside Lending, Inc. (FL) <F1>
                     g)   National City Mortgage Company <F1>
                     h)   Sun Trust Mortgage, Inc. <F1>
                     i)   Wells Fargo Home Mortgage, Inc. <F1>
                     j)   First Union Mortgage Corporation <F1>
                     k)   Huntington Mortgage Company <F1>
                     l)   Countrywide Funding <F1>
                     m)   First Horizon Home Loan Corporation <F1>
                     n)   Chase Manhattan Mortgage Corporation <F1>
                     o)   Downey Savings <F1>
                     p)   Cendant Mortgage Corporation <F1>



              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Bank United (TX) <F1>
                     b)   Hibernia National Bank <F1>
                     c)   Fleet Mortgae Corporation <F1>
                     d)   Light House Community Bank <F1>
                     e)   Bank of America FSB (VA) <F1>
                     f)   Homeside Lending, Inc. (FL) <F1>
                     g)   National City Mortgage Company <F1>
                     h)   Sun Trust Mortgage, Inc. <F1>
                     i)   Wells Fargo Home Mortgage, Inc. <F1>
                     j)   First Union Mortgage Corporation <F1>
                     k)   Huntington Mortgage Company <F1>
                     l)   Countrywide Funding <F1>
                     m)   First Horizon Home Loan Corporation <F1>
                     n)   Chase Manhattan Mortgage Corporation <F1>
                     o)   Downey Savings <F1>
                     p)   Cendant Mortgage Corporation <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 3, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Wells Fargo Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-3 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 10, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Bank United (TX) <F1>
                     b)   Hibernia National Bank <F1>
                     c)   Fleet Mortgae Corporation <F1>
                     d)   Light House Community Bank <F1>
                     e)   Bank of America FSB (VA) <F1>
                     f)   Homeside Lending, Inc. (FL) <F1>
                     g)   National City Mortgage Company <F1>
                     h)   Sun Trust Mortgage, Inc. <F1>
                     i)   Wells Fargo Home Mortgage, Inc. <F1>
                     j)   First Union Mortgage Corporation <F1>
                     k)   Huntington Mortgage Company <F1>
                     l)   Countrywide Funding <F1>
                     m)   First Horizon Home Loan Corporation <F1>
                     n)   Chase Manhattan Mortgage Corporation <F1>
                     o)   Downey Savings <F1>
                     p)   Cendant Mortgage Corporation <F1>



99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Bank United (TX) <F1>
                     b)   Hibernia National Bank <F1>
                     c)   Fleet Mortgae Corporation <F1>
                     d)   Light House Community Bank <F1>
                     e)   Bank of America FSB (VA) <F1>
                     f)   Homeside Lending, Inc. (FL) <F1>
                     g)   National City Mortgage Company <F1>
                     h)   Sun Trust Mortgage, Inc. <F1>
                     i)   Wells Fargo Home Mortgage, Inc. <F1>
                     j)   First Union Mortgage Corporation <F1>
                     k)   Huntington Mortgage Company <F1>
                     l)   Countrywide Funding <F1>
                     m)   First Horizon Home Loan Corporation <F1>
                     n)   Chase Manhattan Mortgage Corporation <F1>
                     o)   Downey Savings <F1>
                     p)   Cendant Mortgage Corporation <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   Bank United (TX) <F1>
                     b)   Hibernia National Bank <F1>
                     c)   Fleet Mortgae Corporation <F1>
                     d)   Light House Community Bank <F1>
                     e)   Bank of America FSB (VA) <F1>
                     f)   Homeside Lending, Inc. (FL) <F1>
                     g)   National City Mortgage Company <F1>
                     h)   Sun Trust Mortgage, Inc. <F1>
                     i)   Wells Fargo Home Mortgage, Inc. <F1>
                     j)   First Union Mortgage Corporation <F1>
                     k)   Huntington Mortgage Company <F1>
                     l)   Countrywide Funding <F1>
                     m)   First Horizon Home Loan Corporation <F1>
                     n)   Chase Manhattan Mortgage Corporation <F1>
                     o)   Downey Savings <F1>
                     p)   Cendant Mortgage Corporation <F1>



99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



   EX-99.1 (a)



    KPMG  (logo)




    700 Louisiana
    Houston, TX 77002
    Telephone 713 319 2000
    Fax 713 319 2041

                          Independent Accountants' Report

    The Board of Directors Bank United:

    We have examined management's assertion about Bank United and subsidiaries' (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended September 30, 2000, included in the accompanying Management Assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


    In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended September 30, 2000, is fairly stated, in all material respects.



    October 23, 2000

   EX-99.1 (b)

ERNST&YOUNG     (logo)

Ernst & Young LLP
4200 One Shell Square
701 Poydras Street
New Orleans
Louisiana 70139-9869

Phone: (504) 581-4200
www.ey.com


       Report of Independent Accountants on Report on Management's Assertion
          on Compliance with Minimum Servicing Standards Set Forth in the
               Uniform Single Attestation Programfor Mortgage Bankers

         The Directors' Audit Committee
         Hibernia Corporation

         We have examined management's assertion, included in the accompanying report titled Report of Management, that Hibernia National Bank
         (the Company), a wholly owned subsidiary of Hibernia Corporation, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

         Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

         In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

         This report is intended solely for the information and use of the Directors' Audit Committee, management, and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



         March 26, 2001


   EX-99.1 (c)

    PRICEWATERHOUSECOOPERS   (logo)




    PricewaterhouseCoopers LLP
    1441 Main Street, Suite 705
    Columbia SC 29201
    Telephone (803) 779 0930

                        Report of Independent Accountants

    To the Board of Directors and Stockholder of Fleet Mortgage Corp.

    We have examined management's assertion about Fleet Mortgage Corp. and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    March 2, 2001

   EX-99.1 (d)

    Grant Thornton (logo)
    Accountants and
    Management Consultants
    Grant Thornton LLP
    The US Member Firm of
    Grant Thornton International




                              Independent Accountant's Report


         To Lighthouse Financial Services, Inc.


         We have examined management's assertion about Lighthouse Financial Services, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers(USAP) as of and for the year ended September 30, 2000 included in the accompanying management assertion. Management is responsible for Lighthouse Financial Services, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

         Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Lighthouse Financial Services, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Lighthouse Financial Services, Inc.'s compliance with the minimum servicing standards.

         In our opinion, management's assertion that Lighthouse Financial Services, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2000 is fairly stated, in all material respects.

         Cincinnati, Ohio
         November 15, 2000

   EX-99.1 (e)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
Bank of America Corporate Center
100 North Tryon Street
Suite 5400
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100


                       Report of Independent Accountants

     To the Board of Directors and Shareholder of Bank of America, N.A.

    We have examined management's assertion about compliance by BA Mortgage, LLC and the mortgage division of Bank of America, N.A. (collectively the "Company"), which together comprise an operating division of Bank of America, N.A., with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    January 25, 2001

    EX-99.1 (f)

    KPMG    (logo)

    Suite 2700, Independent Square
    One Independent Drive
    PO. Box 190
    Jacksonville, FL 32201-0190

                          Independent Auditors' Report


    The Board of Directors
    HomeSide Lending, Inc.:


    We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2000, included in the accompanying management assertion letter dated December 1, 2000. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2000 is fairly stated, in all material respects.





    December 1, 2000



   EX-99.1 (g)

ERNST&YOUNG    (logo)
Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405
Phone: (216) 861-5000
www.ey.com

                  Report on Management's Assertion on Compliance with Minimum Servicing Standars Set Forth in the
               Uniform Single Attestation Program for Mortgage Bankers

                          Report of Independent Accountants

          Board of Directors
          National City Mortgage Co.

          We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.
          (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

          Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

          In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

          This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM private investors and is not intended to be and should not be used by anyone other than these specified parties.

          February 2, 2001

   EX-99.1 (h)

    ARTHURANDERSEN  (logo)




    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To SunTrust Mortgage, Inc.:

    We have examined management's assertion about SUNTRUST MORTGAGE, INC.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Banks ("USAP") and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $ 100,000,000 and $28,500,000, respectively, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the entity's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $ 100,000,000 and $28,500,000, respectively, as of and for the year ended December 31, 2000 is fairly stated in all material respects.



    Atlanta, Georgia
    February 2, 2001

    EX-99.1 (i)


2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion about Wells Fargo Home Mortgage's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

January 16, 2001

   EX-99.1 (j)

KPMG (logo)
401 South Tryon Street
Suite 2300
Charlotte, NC 28202-1911

                       Independent Accountants' Report

    The Board of Directors
    First Union Mortgage Corporation

    We have examined management's assertion, included in the accompanying management assertion, that First Union Mortgage Corporation (a wholly-owned subsidiary of First Union Corporation) materially complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000. Management is responsible for First Union Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about First Union Mortgage Corporation's compliance based on our examination.

    Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about First Union Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on First Union Mortgage Corporation's compliance with the minimum servicing standards.

    In our opinion, management's assertion that First Union Mortgage Corporation complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    March 20, 2001



   KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.

    EX-99.1 (k)

ERNST&YOUNG  (logo)

Ernst&Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215

Phone: (614) 224-5678
Fax:   (614) 222-3939



                         Report of Independent Accountants


        Board of Directors
        The Huntington Mortgage Company

        We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company
        (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

        Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements,

        In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2000 is fairly stated, in all material respects.

        This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

        March 6, 2001

    EX-99.1 (l)

    Grant Thornton   (logo)
    Accountants and
    Management Consultants
    Grant Thornton LLP
    The US Member Firm of
    Grant Thornton International

                 REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON
               COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS



         Board of Directors
         Countrywide Credit Industries, Inc.

         We have examined management's assertion about Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended February 28, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management assertion about the entity's compliance based on our examination.

         Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and,accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

         In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes wholly-owned subsidiary, Countrywide Home Loans, Inc.) complied with the aforementioned minimum servicing standards as of and for the year ended February 28, 2001 is fairly stated, in all material respects.



         Los Angeles, California
         March 16, 2001


    EX-99.1 (m)

    ARTHURANDERSEN   (logo)



    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



    To the Stockholder of First Tennessee Mortgage Services, Inc.:   By

    We have examined management's assertion about First Tennessee Mortgage Services, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, included in the accompanying management assertion letter. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our exammation.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, except for the matters disclosed therem, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


    Memphis, Tennessee,
    February 16, 2001.


   EX-99.1 (n)

 PRICEWATERHOUSECOOPERS (LOGO)
 PricewaterhouseCoopers LLP
 1441 Main Street, Suite 705
 Columbia SC 29201
 Telephone (803) 779 0930



                      Report of Independent Accountants



    To the Board of Directors and Stockholder of Chase Manhattan Mortgage Corporation:


    We have examined management's assertion about Chase Manhattan Mortgage Corporation's (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). The Company performs loan subservicing functions for the residential loan servicing portfolio of Chase Mortgage Company. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

    In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.







    March 2, 2001

    EX-99.1 (o)

     KPMG       (logo)

     355 South Grand Avenue
     Suite 2000
     Los Angeles, CA 90071-1568



                    INDEPENDENT ACCOUNTANTS' REPORT



     The Board of Directors
     Downey Financial Corp.:


     We have examined management's assertion about Downey Financial Corp. and subsidiaries'(Downey) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Downey's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Downey's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Downey's compliance with the minimum servicing standards and perforiming such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Downey's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Downey Financial Corp. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



      January 17, 2001

    EX-99.1 (p)

    Deloitte & Touche LLP
    Two Hilton Court
    P.O. Box 319
    Parsippany, New Jersey 07054-0319

    Tel: (973) 683 7000
    Fax: (973) 683 7459
    www.us.deloitte.com


    Deloitte   (logo)
    &Touche

     INDEPENDENT AUDITORS'REPORT


     Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated in all material respects.



     February 9, 2001



   EX-99.2 (a)


    3200 Southwest Freeway, Suite 2000
    Houston, Texas 77027
    P.O. Box 1370
    Houston, Texas 77251-1370
    Telephone 713/543-6500

    Bank United of Texas FSB

    BANK   (logo)
    UNITED



                            Management Assertion


    As of and for the year ended September 30, 2000, Bank United and subsidiaries' (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same year, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $25,000,000, respectively.



    Anthony J. Nocella                       Jonathon K. Heffron
    CFO & Vice President                     COO, Executive Vice President and
    October 23,2000                          General Counsel
                                             October 23, 2000

   EX-99.2 (b)

HIBERNIA (logo)
MEMBER FDIC



MANAGEMENT ASSERTION


As of and for the period ended December 31, 2000, Hibernia National Bank has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). As of and for this same period, Hibernia National Bank had in effect a fidelity bond and errors and omissions policy. Refer to the enclosed certificates for the specific amounts.




Gerald J. Lachney
Assistant Vice President



September 13, 2001


HIBERNIA NATIONAL BANK * POST OFFICE BOX 481 * BATON ROUGE, Los Angeles 70821 * 225-381-2000

   EX-99.2 (c)

Fleet
Mortgage     (logo)
1333 Main Street
Columbia, SC 29201
803 929.7900 tel
803 929.7107 fax



                     Management's Assertion Concerning Compliance
                          with USAP Minimum Servicing Standards

March 2, 2001

As of and for the year ended December 31, 2000, Fleet Mortgage Corp. and its subsidiaries (the "company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy of $1000,000,000 and $20,000,000 respectively.


Michael J. Torke
Chief Executive Officer and President


William B. Naryka
Executive Vice President, Chief Financial Officer


Robert A. Rosen
Executive Vice President of Loan Servicing

     EX-99.2 (d)




                          LIGHTHOUSE   (logo)



 As of and for the year eneded September 30, 2000, Lighthouse Financial Services, Inc. has complied in all material respects with the minimum serviving standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, Lighthouse Financial Services, Inc. had in effect a fidelity bond and erros and ommissions policy in the amount of $1,000,000.00



 Jerry T. Caldwell, Cheif Executive Officer

   EX-99.2 (e)

Bank of America  (logo)

BankofAmerica
100 North Tryon Street
Charlotte, NC 28255

Tel 704.332.2321

Exhibit 1

MANAGEMIENT'S ASSERTION CONCERNING COMPLIANCE
WITH THE USAP MINIMUM SERVICING STANDARDS

January 25, 2001

As of and for the year ended December 31, 2000, except as specifically noted below, BA Mortgage, LLC and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). During the year ended December 31, 2000, the following instance of noncompliance with the Standards occurred; however, this instance has been remedied and procedural enhancements continue to be implemented.

Standard: Custodial bank account and related bank clearing account reconciliations shall be prepared within forty-five (45) calendar days after the cutoff date and documented reconciling items shall be resolved from these reconciliations within ninety (90) calendar days of their original identification.

During the year ended December 31, 2000, management continued to isolate and review reconciling items in custodial accounts related to certain real estate mortgage investment conduits. For the months January through May, reconciling items had been outstanding for more than 90 days; as of December 31, 2000, no reconciling items had been outstanding for more than 90 days

Management has taken definitive actions and implemented procedures and controls to address and correct the instance of noncompliance which occurred during 2000.

As of and for the year ended December 31, 2000, the Company was covered by Bank of America Corporation's fidelity bond insurance coverage and mortgage servicing errors and omissions insurance coverage in the amounts of $275,000,000 and $275,000,000, respectively.


U S A (logo)


Kevin M. Shannon
President
Consumer Real Estate

Daniel F. Hellams
President
Bank of America Mortgage

Denise C. Sawyer
Chief Financial Officer
Bank of America Mortgage

Gary K. Bettin
Consumer Real Estate
Loan Servicing Executive
Bank of America Mortgage

J. Mark Hanson
Senior Vice President
Bank of America Mortgage

H. Randall Chestnut
Senior Vice President
Bank of America Mortgage

Jeanne Bader
Senior Vice President
Bank of America Mortgage

    EX-99.2 (f)

HOMESIDE
LENDING, INC.  (logo)




Management Assertion Letter



As of and for the year ended September 30, 2000, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.




William Glasgow, Jr.





December 1, 2000







Post Office Box 45298, Jacksonville, FL 32232-5298 1-800-874-0209


   EX-99.2 (g)




         National City Mortgage Co.
         3232 Newmark Drive
         Miamisburg, Ohio 45342
         Telephone (937) 910-1200

         Mailing Address:
         P.O. Box 1820
         Dayton, Ohio 45401-1820

            Management's Assertion on Compliance with Minimum Servicing
          Standards Set Forth in the Uniform Single Attestation Program for
                                  Mortgage Bankers

                              Report of Management

         We, as members of management of National City Mortgage Co., (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

         As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $70 million and an omissions policy in the amount of $40 million.



             T. Jack Case Jr., Executive Vice President
             February 2. 2001


   EX-99.2 (h)

            SunTrust Mortgage, Inc.
            Post Office Box 26149
            Richmond. VA 23260-6149
            1-800-634-7928

            SUNTRUST   (logo)


            February 10, 2000


            Arthur Andersen LLP
            133 Peachtree Street, NE
            Atlanta, GA 30303


            Dear Sirs:

            As of and for the year ended December 1, 2000, SunTrust Mortgage, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, SunTrust Mortgage, Inc. had in effect a fidelity bond and errors and omissions policy in the amounts of $100,000,000 and $28,500,000 respectively.

            Sincerely,

            Ralph B. Carrigan
            Executive Vice President

   EX-99.2 (i)


    Wells Fargo Home Mortgage   (logo)
    1 Home Campus
    Des Moine, IA 50328-0001




                          Management Assertion



      As of, and for the year ended December 31,2000, Wells Fargo Home Mortgage has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.



     Pete Wissinger                                    January 16, 2001
     Chief Executive                                   Date


     Geoff Dreyer                                      January 16, 2001
     Chief Financial Officer                           Date


     Mike Heid                                         January 16, 2001
     Executive Vice President Loan Servicing           Date

   EX-99.2 (j)

FIRST UNION (logo)


First Union Mortgage Corporation
NC1087
201 South College Street
Charlotte, NC 28288-1087
Tel 704 374-6787

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2000, First Union Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the year ended December 31, 2000, First Union Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



Debra M. Warren, President/                  March 20, 2001
Chief Executive Officer                           Date



Debbie Craig, Sr. Vice President/            March 20, 2001
Chief Financial Officer                           Date



Tim Schuck, Vice President/                  March 20, 2001
Director of Servicing                            Date



Joseph F. DeDominicis, Vice President/       March 20, 2001
Operational and Credit Risk Manager              Date


   EX-99.2 (k)

Huntington
Mortgage
Company  (logo)


Report of Management



We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $70,000,000 and an errors and omissions policy in the amount of $10,000,000.





Thomas J. Finnegan III
President and Chief Executive Officer




Irving A. Adler
Senior Vice President




March 6, 2001

    EX-99.2 (l)

Countrywide  (logo)

4500 Park Granda
Calabasas, CA  91302

(818)225-3000

March 16, 2001

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended February 28, 2001, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $230,000,000.

Carlos M. Garcia
Senior Managing Director,
Chief Financial Officer


   EX-99.2 (m)

    FIRST
    HORIZON           (logo)
    HOME LOANS






    Arthur Andersen L.L.P.
    100 Peabody Place, Suite 1100
    Memphis, TN 38103-3625

    Dear Sirs:

    As of and for the year ended December 31, 2000, First Horizon Home Loan Corporation and its wholly-owned subsidiary, First Tennessee Mortgage Services, Inc. (the "Company") has complied in all material respects, except for the matters disclosed in Exhibit 1, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000.


    Peter F. Makowiecki
    Chief Financial Officer
    February 16, 2001


    EX-99.2 (n)

CHASE  (logo)

Exhibit 1

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standands


March 2, 2001

As of and for the year ended December 31, 2000, Chase Manhattan Mortgage Corporation ("CMMC") and Chase Mortgage Company ("CMC") and their subsidiaries (collectively, the "Group") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP")

As of and for this same period, the Group had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.

Thomas Jacob
Chief Executive Officer


Terry L. Gentry
Sr. Vice President of Servicing


Glenn Mouridy
Executive Vice President of Servicing


Lucy Gambino
Vice President of Risk Management

   EX-99.2 (o)

DOWNEY FINANCIAL CORP.



Management's Report on Compliance
with Minimum Servicing Standards




As of and for the year ended December 31, 2000, Downey Financial Corp. and subsidiaries (Downey) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Downey had in effect a fidelity bond in the amount of $15 million limit per loss incident and aggregate coverage of $30 million. Downey also had an errors and omissions policy in the amount of $15 million as of and for the same period.




Daniel D.Rosenthal
President and Chief Executive Officer


Thomas E Prince
Executive Vice President
Chief Financial Officer




January 17, 2001


Downey Financial Corp.
3501 Jamboree Road * P.O. Box 6000 * Newport Beach, CA 92658-6000 *
(949) 509-4500

   EX-99.2 (p)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT  (logo)
Mortgage

As of and for the year ended December 31, 2000, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation


Terence W.Edwards
President and Chief Executive Officer


Martin Foster
Vice President Servicing Management Group



   EX-99.3 (a)

    3200 Southwest Freeway, Houston, Texas 77027
    P.O. Box 2824, Houston, Texas
    713/543-8675, 800/288-3223

    BANK
    UNITED (logo)

    Wells Fargo Bank Minnesota, N.A,
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)   All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:


Officer Tyrone W. Crawley

Vice President
Title

3-27-01
Date


   EX-99.3 (b)

     HIBERNIA   (logo)
     MEMBER FDIC

     Wells Fargo Bank Minnesota, N.A.
     11000 Broken Land Parkway
     Columbia, MD 21044-3562
     Attention: Master Servicing
     RE: Officer's Certificate


     Dear Master Servicer:


     The undersigned Officer certifies the following for the 2000 fiscal year:

     (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

     (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

     (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

     (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

     (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

     (F) All Custodial Accounts have been reconciled and are properly funded;and

     (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

     Certified By:


     Officer


     Sr. Vice President
     Title


     3/30/01
     Date

    EX-99.3 (c)

    Wells Fargo Bank Minnesota., N.A,
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:


    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank
        Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.




    Certified By:



    Officer



    Title



    Date

    EX-99.3 (d)




                               LIGHTHOUSE  (logo)


         Annual Officer Certification


         The undersigned Servicing Officer certifies the following for the fiscal year ended 9/30/00:

         a. All premiums for each Standard Hazard Insurance Policy, Flood Insurance Policy (if any) and FHA Certificate of Mortgage Insurance (if any), with respect to each Mortgage Loan and each Mortgaged Property, have been paid and all such insurance policies are in full force and effect.

         b. All accrued and unpaid real estate taxes, governmental assessments and any other expenses which if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid in respect of any Mortgage Property, the reason for the non-payment and what action the Servicer will take to assure payment.

        c. The Officer signing such certificate has reviewed the activities and performance during the preceding fiscal year and, to the best of such Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under the Guide throughout such year, or, if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof.

        d. As to each FHA Loan and VA Loan, the Servicer had fulfilled and complied with all obligations and conditions to be fulfilled and complied with by mortqage loan Servicers pursuant to FHA Regulations and VA Regulations, respectively.

        e. Such Officer has confirmed that the Fidelity Bonds, the Errors and Omissions Insurance Policy and other bonds required by Section 2.25 of the Servicing Guide are in full force and effect. Servicer certifies that none of its principal officers have been removed from coverage.

        f. The Servicer has complied with the Internal Revenue Servicers'(IRS) requirements for reporting the receipt of $600 or more of interest payments from a mortgagor, for Filing Statements for Recipients of Miscellaneous Income (IRS Form 1099-MISC) to report payment of fees to attorneys for handling liquidation proceedings, and filed notices of Acquisition or Abandonment of Secured Property (IRS
             Form 1099-A) to report the acquisition of a property by foreclosure or acceptance of a deed-in-lieu or by a mortgagor's abandonment of a property.


        g. The Servicer has made all of the required interest rate and/or monthly payment adjustments for the ARMS and GPARMs that it services, and adjustments were made in accordance with the mortgage terms.

        h. All mortgagors insured under FHA Section 235 have been sent their annual recertification related to occupancy, income, employment and family composition.

        i. The Servicer has complied with any laws, regulations, contracts that require them to pay interest on mortgagors' escrow deposit accounts.

        j. The Servicer has reported all 90-day delinquencies, completed foreclosures, accepted deed-in-lieu, and reinstated mortgages to the major credit repositories in accordance with FUNB, FNMA, FHLMC, FHA, VA and MI reporting requirements.

        k. The Servicer has complied with 12 USC Section 17OIX, which requires Servicer to notify eligible delinquent mortgagors whose mortgages are secured by single-family properties of the availability of home ownership counseling services offered by the Servicer or approved non-profit organizations that can assist them in becoming current in their monthly payments and in obtaining information about other aspects of financial management.

        l. The Servicer maintains a Disaster Recovery Plan to ensure the servicing operations comply with Federal requirements.

        m. The Servicers' employment practices, policies and programs comply with the requirements of Executive Order 11246 as it relates to equal employment opportunity and nondiscrimination against disabled veterans, veterans of the Vietnam era, and handicapped individuals.

        n. The Servicer is properly licensed (or otherwise authorized) to service mortgages in each of the jurisdictions in which it does business, if the jurisdiction requires licensing or authorization for mortgage servicers; the Servicer is in full compliance with any and all federal, state, or local jurisdictional regulations that apply to its servicing business practices.

        I certify that enclosed are the following items, as required by the
          Guide:


          1. Annual Financial Statement for Servicer and Parent, along with Independent Auditor's Report;
          2. Independent Public Accountant's Certification (Uniform Single Audit Letter);
          3. HUD Annual Compliance Letter;
          4. GNMA Annual Compliance Letter, if applicable;
          5. GNMA/FNMA Net Worth Computation;
          6. FHLBB 1313 Report, if applicable;
          7. Annual Compliance Letter to United States Department of Housing and Urban Development - (if Servicer is approved by GNMA is an eligible Servicer of GNMA Mortgaged-Backed Securities);
          8. Proof of E&O and Fidelity Bond Insurance coverage;
          9. Copies of bank statements for each account maintained by the Servicer on behalf of First Union, with a complete reconciliation of the cash.



Lighthouse Financial Services  5 Office Park Road  P.O. Box 25000
Hilton Head Island, SC  29925  (843) 341-3000  Fax (843) 842-2444

LIGHTHOUSE FINANCIAL SERVICES, INC * LIGHTHOUSE COMMUNITY BANK *
LIGHTHOUSE MORTGAGE CORPORATION * SUNBELT COMMERCIAL CAPITAL *
LIGHTHOUSE INVESTMENT ADVISORS * CARSWELL OF CAROLINA-LIGHTHOUSE



   EX-99.3 (e)

               ANNUAL OFFICER CERTIFICATION

    In accordance with the Servicing Agreement, I, the undersigned, hereby certify as to each Mortgage Loan being serviced by Bank of America, N.A. the following:

    1. I am a duly authorized officer of Bank of America, N.A. and am empowered and authorized to issue this Annual Certification.

    2. All taxes, ground rents and assessments for the Mortgages covered herein have been paid.

    3. All insurance premiums for flood or other casualty insurance, and FHA premiums or Private Mortgage premiums on conventional loans have been paid and are in full force.

    4. Interest is being paid on escrow in accordance to any laws, regulations, or contracts that require payment of interest on mortgagors' escrow deposit accounts.

    5. Analysis has been made to ensure sufficient money was collected in the escrow year.

    6. All required interest rate and/or monthly payment adjustments for ARM loans were made in accordance with the mortgage terms, and timely and proper notice was provided to the mortgagors.

    7. With respect to FHA Section 221 mortgages that have reached the 20th anniversary of their endorsement, we will assign those mortgages that are eligible for assignment under HUD's special assignment procedures if requested on a loan by loan basis by the investor.

    8. We have reported all ninety day delinquencies, completed foreclosures, accepted deed-in-lieu, and reinstated mortgages to the major credit repositories in accordance with our reporting requirements.

    9.  Property inspections have been made where appropriate.

   10. We have complied with the Internal Revenue Service's requirements for reporting the receipt of $600 or more of interest payments (IRS 1098) from a mortgagor, for filing statements for recipients of miscellaneous income (IRS 1099-Misc) to report payments of fees to attorneys for handling liquidation proceedings, and for filing notices of acquisition of abandonment of secured property (IRS 1099-A) to report the acquisition of property by foreclosure or acceptance of a deed-in-lieu or by a mortgagor's abandonment of a property.

   11. The Fidelity Bond and Errors and Omissions Coverage has been reviewed. All required coverage is in existence and none of our principal officers have been removed from coverage.

   12. A viable contingency plan is in place to minimize financial loss and disruptions of service to the institution and its customers, as required by federal regulations.

   I FURTHER CERTIFY:

         A. To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the year of 2000 has been conducted in compliance with the Agreement except for such exceptions as I am setting forth below.

            Exceptions (if any): None

         B. A review of activities with respect to performance under the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of 12/31/00 in the fulfillment of any obligations under the Agreement other than the events of default, if any, which I am listing below with the nature and status thereof.


            Events of Default (if any): None



                Bank of America, N.A.




                Robert K Vanderberry
                Investor Services - Kentucky
                Senior Vice President



   EX-99.3 (f)

       HOMESIDE   (logo)
       LENDING, INC.





       June 21, 2001


       Ms. Dionne Dixon
       Wells Fargo Bank Minnesota
       11000 Broken Land Parkway
       Columbia, Maryland 21044

       Re:  Annual Officer's Certification
            Fiscal Year Ending September 30, 2000

       Dear Ms. Dixon:

       HomeSide Lending, Inc.(HomeSide) has reviewed its servicing activities on the mortgage loans HomeSide services on behalf of Wells Fargo Bank Minnesota. This review was conducted for the purpose of determining if the servicer has met all servicing obligations under the agreement covering these mortgage loans.

       HomeSide, upon my investigation and to the best of my knowledge, has conducted its servicing activities in compliance with the agreement and is not in default in the fulfillment of any obligations of the agreement. Further, all real estate taxes and hazard insurance premiums have been paid as and when due.

       I apologize for the oversight in sending. Should you have any questions please contact Lynda M. Pohwat at (904)281-4705 or Lmpohwat@homeside.com.

       Sincerely,



       Karen Bryan
       Vice President


      EX-99.3 (g)

National City   (logo)
Mortgage


National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937) 910-1200
Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



      Wells Fargo Bank Minnesota, N. A.
      Attn: Master Servicing
      11000 Broken Land Parkway
      Columbia, Maryland 21044-3562

           RE:  Annual Officer's Servicing Certification

      Dear Master Servicer:

      The undersigned Officer certifies the following for the 2000 fiscal year:

      (a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
      (c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (e) All real estate taxes, governmental assessments and any other expenses accrued and due,that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (f) All Custodial Accounts have been reconciled and are properly funded;
          and
      (g) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


       Certified By:


       Officer  (Charles M. Abourezk)

       National City Mortgage
       Company

       Vice President
       Title

       March 19, 2001
       Date




       No One Cares More!



   EX-99.3 (h)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N-A.;

    (F) All Custodial Accounts have been reconciled and are properly funded; and

    (G) All annual reports of Forecloslure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

    Certified By:

    Officer

    Vice President
    Title

    March 26, 2001
    Date

    EX-99.3 (i)

      WELLS FARGO HOME MORTGAGE (Logo)
      One Home Campus
      Des Moines, IA 50328-0001



      March 20, 2001



      Re: 2000 Annual Certification

      We hereby certify to the best of our knowledge and belief that for the calendar year of 2000:

      1. All real estate taxes, bonds assessments and other lienable items have been paid.

      2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

      3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement or those of a normal prudent lender if not specified, and those premiums due have been paid.

      4. We have made all property inspections as required.

      5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

      6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.




      Sincerely,


      John B. Brown
      Vice President
      Wells Fargo Home Mortgage, Inc.


   EX-99.3 (j)

       First Union Mortgage Corporation   (logo)
       P.O. Box 900001
       Raleigh, North Carolina 27675-9001

       1100 Corporate Center Drive
       Raleigh, North Carolina 27607-5066




       Wells Fargo Bank Minnesota, N.A.
       11000 Broken Land Parkway
       Columbia, MD 21044-3562

       Attention: Master Servicing

       RE: Officer's Certificate

       Dear Master Servicer:

       Tbe undersigned Officer certifies the following for the 2000 fiscal year:

       (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

       (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

       (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

      (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy
            (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

      (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

      (F)   All Custodial Accounts have been reconciled and are properly funded;
            and

      (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed prepared and filed.


      Certified By:




      Officer


      Assistant Vice President
      Title


      20 June 2001
      Date

   EX-99.3 (k)

    Huntington
    Mortgage   (logo)
    Company

                                  OFFICER'S CERTIFICATE


    Dear Master Servicer:



    The undersigned Officer certifies the following for the 2000 fiscal year:

    A I have reviewed the activities and performance of the Servicer during the proceeding fiscal year under the terms of the servicing agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform an of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

    B I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

    C I have confirmed that the Fidelity Bond, the Errors and omission Insurance policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    D All premiums for each Hazard insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    E All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if and such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

    F    All custodial Accounts have been reconciled and are properly funded;
         and

   G All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:

    Officer: Michael Greenwood

    Title: Vice President of Servicing

    7-10-01
    Date

EX-99.3 (l)

Countrywide   (logo)
HOME LOANS
400 Countrywide Way SV.44
Simi Valley, California 93065-6298
(805) 520-5100



                             OFFICER'S CERTIFICATE





I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., aka Countrywide Funding Corporation and further certifies the following for the fiscal year ended February 28, 2001.

     (A) That all premiums for each Hazard Insurance Policy, Flood Insurance policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

     (B) That all accrued and due real estate taxes, governmental assessments and any other expenses, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid with respect to any Mortgaged Property, the reason for non-payment has been reported to your designated representative.

     (C) That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligation under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform on such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to your designated representative:

     (D) That this Officer has confirmed that the Fidelity Bond, the Error and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.


Joseph Candelario
First Vice President

Compliance Officer
Loan Administration


    EX-99.3 (m)

                        ANNUAL SERVICING CERTIFICATION

    In connection with the loans serviced by First Horizon Home Loans (formerly FT Mortgage Companies) during the fiscal year December 31, 2000, we confirm the following to be materially correct and accurate to the best of our knowledge, information and belief.

   1. Real etate taxes, special assessments and any charges that may become a lien upon the property and which come due in the last calendar year have been paid. This also includes the verification with taxing authorities for non-escrowed mortgages.
   2. FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and are in full force and effect.
   3. Properties are adequately insured and your interest, as Mortgagee, is properly provided for in the mortgage clause. This includes both flood and hazard insurance.
   4. For those loans being escrowed for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future items.
   5. Property inspections have been completed according to the provisions of our servicing agreement, if applicable.
   6    All other provisions of the servicing agreement have been adhered to.
   7. To the extent there exist any exceptions to the foregoing that are deemed to be material in nature, such exception(s) will be recited in an Exhibit attached hereto and accompanied by an explanation thereof. In the event no Exhibit is attached hereto, it is to be presumed that no exceptions of a material nature to the foregoing exist.

    By:

         (Signature)
          Sheryl Court

         (Printed Name)

          Vice President
         (Title)


         (Date)


   EX-99.3 (n)

    Chase (logo)
    THE RIGHT RELATIONSHIP IS EVERYTHING


    Chase Manhattan Mortgage Corporation
    3415 Vision Drive
    Columbus, OH 43219
    1-800-848-9136 Customer Service
    1-800-582-0542 TDD / Text Telephone



    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

 (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

 (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

 (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

 (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

 (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

 (F)   All Custodial Accounts have been reconciled and are properly funded; and

 (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:




    Officer



    Vice President
    Title


    March 30, 2001
    Date


   EX-99.3 (o)

    DOWNEY SAVINGS   (logo)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing


    RE: Officers Certificate


    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these officers knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable) with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Norwest Bank Minnesota, N.A.;

(F)   All custodial Accounts have been reconciled and properly funded; and

(G) All annual reports or Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified



Title


Date



DOWNEY SAVING AND LOAN ASSOCIATION, F.A.
Corporate Headquarters:  3501 Jamboree Road
P.O. Box 6000 - Newport Beach, California 92658-949/854-3100

   EX-99.3 (p)

    CENDANT   (logo)
    Mortgage



    May 11, 2001

    Wells Fargo
    11000 Broken Land Parkway
    Columbia, MD 21044

    RE: Officer's Certificate
         Annual Certification

    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 calendar year.

    a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide
        and to the best of my   knowledge,  the  Servicer  has fulfilled all
        of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo;

    b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

    c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


    d) To the best of my knowledge, all premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

    e) To the best of my knowledge, all real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

    f) To the best of my knowledge, all Custodial Accounts have been reconciled and are properly funded; and

    g) To the best of my knowledge, all annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified by:


    Officer - Marc J. Hinkle

    Vice President - Loan Servicing
    Title

    5/11/2001
    Date